Form 10-K
period 2008-12-31
STRUCTURED PRODUCTS CORP CORTS TRUST FOR WALT DISNEY NOTES
filed 2009-03-24
CIK 1283360

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                              Commission File Number:
    December 31, 2008                                        001-32092

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


   Underlying Securities Issuer(s) or Guarantor, or     Exchange Act File Number
                   successor thereto
---------------------------------------------------     ------------------------
             The Walt Disney Company                         001-11605

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

             None

 Item 8.     Financial Statements and Supplementary Data

             None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             None

                                 PART III

Item 10.     Directors, Executive Officers and Corporate Governance

             None

Item 11.     Executive Compensation

             Not Applicable

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             Information required by Item 201(d) of Regulation S-X:
             Not applicable
             Information required by Item 403 of Regulation S-X:  None

Item 13.     Certain Relationships and Related Transactions, and Director
             Independence

             None

Item 14.     Controls and Procedures

             Not Applicable

                                 PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a)     The following documents are also filed as part of this Report:

        3. Exhibits:


          99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

               1. Trustee's Distribution Statement for the March 1, 2008 Distribution Date filed on Form 8-K on March 6, 2008.

               2. Trustee's Distribution Statement for the September 1, 2008 Distribution Date filed on Form 8-K on September 5, 2008

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2009                            By:    /s/ Stanley Louie
                                                     -----------------------
                                                  Name:     Stanley Louie
                                                  Title:    Authorized Signatory

                                                                    Exhibit 99.1


                                 CERTIFICATION


I, Stanley Louie, certify that:

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


                                                   By:   /s/ Stanley Louie
                                                      --------------------------
                                                   Name:   Stanley Louie
                                                   Title:  Authorized Signatory
                                                   Date:   March 18, 2009

                                                                    Exhibit 99.2


                           ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Walt Disney Notes, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2008
(the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                       /s/ Janet P. O'Hara
                              -----------------------------------
                              Name:    Janet P. O'Hara
                              Title:   Assistant Vice President
                              Date:    March 18, 2009

                                EXHIBIT INDEX

Exhibit                                                                    Page

99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2      Annual Compliance Report by Trustee pursuant to 15 U.S.C.
          Section 7241.